Form 10-Q
period 2008-12-31
MacroShares $100 Oil Up Trust; MACRO Securities Depositor, LLC
filed 2009-02-17
CIK 1429693, 1290059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

_____________

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer	Smaller reporting company
		☐	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☐   No  ☑

Number of MacroShares $100 Oil Up shares outstanding as of December 31, 2008:  450,000

DOCUMENTS INCORPORATED BY REFERENCE:

Prospectus of MacroShares $100 Oil Up Trust shares, dated as of June 26, 2008, file no. 001-33173.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs, “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

i

TABLE OF CONTENTS

Page

PART. I FINANCIAL INFORMATION

1

Item 1.      Financial Statements

1

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

17

Item 2A.   Review of Financial Results

25

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

28

Item 4.      Controls and Procedures

28

PART II. OTHER INFORMATION

29

Item 1.      Legal Proceedings

29

Item 1A.   Risk Factors

29

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.      Defaults Upon Senior Securities

29

Item 4.      Submission of Matters to a Vote of Security Holders

29

Item 5.      Other Information

29

Item 6.      Exhibits

30

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

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

MacroShares $100 Oil Up Trust

Statement of Financial Condition (Unaudited)

December 31, 2008
Assets
Cash and cash equivalents	$11,155,264
Interest receivable	3

Total assets	$11,155,267

Liabilities and Shareholders’ Equity
Settlement contracts and income distribution agreement with the Down Trust	$4,873,500
Operating expenses payable	245,405

Total liabilities	5,118,905

Shareholders’ Equity

Equity attributable to Up MacroShares Trust, $25 par value, unlimited amount authorized, 450,000 issued and outstanding at December 31, 2008
6,036,362

Total Shareholders’ Equity	6,036,362

Total Liabilities and Shareholders’ Equity	$11,155,267

See notes to the unaudited financial statements

MacroShares $100 Oil Up Trust

Statement of Operations (Unaudited)

	For the Three Months Ended December 31, 2008	For the period from June 27, 2008 (commencement of operations) to December 31, 2008
Investment Income
Interest income	$8,510	$85,992
Total investment income	8,510	85,992

Expenses
Professional fees	104,934	236,624
Trustee fees	53,751	108,086
Insurance	24,899	48,417
Marketing Agent fees	9,286	24,685
Administrative Agent fee	6,930	18,422
Structuring and Licensing	4,573	12,159
Printing	3,781	7,604
Miscellaneous	520	12,233
Total Expenses	208,674	468,230
Net investment loss	(200,164)	(382,238)

Realized and Unrealized Gain (Loss)
Net increase in unrealized depreciation on settlement contracts and income distribution agreement	(5,071,500)	(5,738,000)
Net realized loss on settlement contracts and income distribution agreement	—	(2,739,000)
Net realized and unrealized loss	(5,071,500)	(8,477,000)

Net loss	$(5,271,664)	$(8,859,238)

Net loss per share – See Note J	$(2.93)	$(3.79)

Weighted average shares outstanding - See Note J	1,800,000	2,339,362

See notes to the unaudited financial statements

MacroShares $100 Oil Up Trust

Statement of Changes in Shareholders’ Equity for the Period

from June 27, 2008 (commencement of operations) to December 31, 2008 (Unaudited)

	Up MacroShares	Founders Equity	Total

Shareholders’ Equity, beginning of period	—	$1,000	$1,000

Contributions	$27,846,600	—	27,846,600
Redemptions	(12,951,000)	(1,000)	(12,952,000)
Net loss	(8,859,238)	—	(8,859,238)

Shareholders’ Equity, end of period	$6,036,362	$—	$6,036,362

Share Activity

Shares outstanding, beginning of period	—	40	40

Contributions	950,000	—	950,000
Redemptions	(500,000)	(40)	(500,040)

Shares outstanding, end of period	450,000	—	450,000

See notes to the unaudited financial statements

MacroShares $100 Oil Up Trust

Statement of Cash Flows for the Period

from June 27, 2008 (commencement of operations) to December 31, 2008 (Unaudited)

Cash flows from operating activities:

Net loss	$(8,859,238)

Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized depreciation on settlement contracts and income distribution agreement	5,738,000
Settlement payments in excess of realized gains or losses on settlement contracts and income distribution agreement	3,724,000
Increase (decrease) in operating assets and liabilities:
Interest receivable	(3)
Operating expenses payable	245,405

Net cash provided by operations	848,164

Cash flows from financing activities:

Contributions	23,727,140
Redemptions	(13,421,040)

Net cash provided by financing activities	10,306,100

Net increase in cash and cash equivalents	11,154,264

Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$11,155,264

See notes to the unaudited financial statements

MacroShares $100 Oil Up Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of December 31, 2008

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

The trustee deposits one-half of the aggregate funds received by it in connection with an issuance of paired shares into the Up Trust and the other half into the Down Trust, without regard to the per share underlying values at which the Up and Down MacroShares were issued, in order to preserve the one-to-one ratio of cash and treasuries on deposit (such cash and treasuries on deposit, less accrued operating expenses being referred to as the “Investment Amount”) in the Paired Trusts. The proportion of the Investment Amounts in the Up Trust and the Down Trust of 1:1 will be maintained throughout the entire life of the Paired Trusts by virtue of the requirement that redemptions and issuances must be done in MacroShares units composed of an equal number of Up MacroShares and Down MacroShares. Up MacroShares and Down MacroShares are issued at underlying value, and the difference between the underlying value of the Up MacroShares and Down MacroShares issued and the amount deposited into each Trust is attributable to the effects of the provisions of the Settlement Contracts and Income Distribution Agreement (both of which are described below).

MacroShares $100 Oil Up Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
as of December 31, 2008

The underlying value formula described in the prospectus and the requirement that Up MacroShares can only be issued and redeemed in paired issuances and paired optional redemptions and only in the form of MacroShares units, is intended to ensure that a $1 change in the settlement price in the Applicable Reference Price of Crude Oil will result in a $0.25 ($0.0625 after giving effect to the share split described in Note J) change in the per share underlying value of each Up MacroShare. Accordingly, the underlying value of four (sixteen after giving effect to the share split described in Note J) Up MacroShares is normally expected to be equivalent to the value of one barrel of oil. However, there can be no assurance that this objective will be achieved. The relationship between changes in the Applicable Reference Price of Crude Oil and the per share underlying value of an Up MacroShare will be as described only so long as the amount of cash and treasuries (not including income on the treasuries) on deposit in the Up Trust is equal to the aggregate par amount of all Up MacroShares that are outstanding from time to time. If the amount of cash and treasuries in the Up Trust is less than the aggregate par amount of the Up MacroShares (as was the case at December 31, 2008), because the fees and expenses of the Up Trust have exceeded its treasury income during one or more calculation periods, a specified change in the Applicable Reference Price of Crude Oil will still result in the same percentage change in per share underlying value, but not the same dollar amount, because each Up MacroShare will represent, in effect, a smaller investment in oil. At December 31, 2008, four (sixteen after giving effect to the share split described in Note J) Up MacroShares represented approximately 97% of one barrel of oil. The “underlying value” of the Up Trust’s shares represents that portion of the proceeds of the assets of the Up Trust that would be distributed in conjunction with a redemption and as a final distribution upon termination if the Paired Trusts were to settle the settlement contracts and the Up Trust were to make a final distribution on the Up MacroShares. The underlying value per share of the Up MacroShares at December 31, 2008 was $10.39 ($2.60 after giving effect to the share split described in Note J).

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

MacroShares $100 Oil Up Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
as of December 31, 2008

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

MacroShares $100 Oil Up Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
as of December 31, 2008

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

As of December 31, 2008, market interest rates on securities permitted to be owned by the Paired Trusts were below the fee deduction amount charged by the Up Trust.  Accordingly, no distribution was made for the quarter ended December 31, 2008 and the ability of the Up Trust to make future distributions to investors will be reduced, and possibly eliminated, until such time as market interest rates exceed the fee deduction amount, and the deficiency in the amount that is invested must be made up out of income received on subsequent distribution dates until the amount invested does equal the Up Aggregate Par Amount.  At December 31, 2008, the deficiency in the amount invested measured against the Up Aggregate Par Amount approximated $340,000.

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

plus

–

the Up Investment Amount on such day

MacroShares $100 Oil Up Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
as of December 31, 2008

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

MacroShares $100 Oil Up Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
as of December 31, 2008

Distributions of the Up Earned Income Accruals on the Final Scheduled Termination Date, an Early Termination Date or any Redemption Date will be made as part of the Final Distribution that is made on those dates.

If available, an amount equal to the Up Aggregate Par Amount will always be reinvested by the Trustee, at the direction of the Administrative Agent, in new treasuries on each Distribution Date unless that Distribution Date is the Final Scheduled Termination Date or an Early Termination Date. If a redemption order is delivered on a Distribution Date or on the day preceding a Distribution Date, the Up Aggregate Par Amount will first be reduced by the aggregate par amount of any Up MacroShares being redeemed on that date. If, after expenses, the funds remaining on deposit in the Up Trust on any Distribution Date are equal to or less than the Up Aggregate Par Amount, then all of these remaining funds must be reinvested in treasuries and the trust will have no Available Income on that date. If less than the Up Aggregate Par Amount is invested in treasuries on any Distribution Date, the deficiency in the amount that is invested must be made up out of income received on subsequent Distribution Dates until the amount invested does equal the Up Aggregate Par Amount. At December 31, 2008 the amount invested (less operating expenses payable) and the Up Aggregate Par Amount approximated $10,910,000 and $11,250,000, respectively, resulting in a deficiency of approximately $340,000 that must be made up out of income received on subsequent Distribution Dates.

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

MacroShares $100 Oil Up Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
as of December 31, 2008

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

For the purpose of financial reporting, the settlement contracts constitute derivative contracts. Accordingly, the settlement contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the settlement contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of the settlement contracts by reference to various inputs, including the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Up and Down MacroShares on the principal market for such shares. The fair value of the settlement contracts as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the settlement contracts existed, and the differences could be material.  The fair value of the settlement contracts held by the Up Trust as of December 31, 2008 and on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

MacroShares $100 Oil Up Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
as of December 31, 2008

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

For the purpose of financial reporting, the Income Distribution Agreement constitutes a derivative contract. Accordingly, the Up Trust records the Income Distribution Agreement in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the Income Distribution Agreement, and no such market is expected to develop, the Administrative Agent determines the fair value of the income distribution contract by reference to various inputs, including the contractual amount due to or from the other trust as well as the factors considered in the valuation of the settlement contracts as described above. The fair value of the Income Distribution Agreement as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the Income Distribution Agreement existed, and the differences could be material. The fair value of the Income Distribution Agreement held by the Up Trust as of December 31, 2008 and on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

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

•

Level 3 – significant unobservable inputs (including the Up Trust’s own assumptions in determining the fair value of investments)

The following is a summary of the inputs used as of December 31, 2008 in valuing the Up Trust’s settlement contracts and the income distribution agreement carried at value:

Level 1 – Quoted Prices	$—
Level 2 – Other Significant Observable Inputs	(4,873,500)
Level 3 – Significant Unobservable Inputs	—
Total	$(4,873,500)

MacroShares $100 Oil Up Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
as of December 31, 2008

Summary of Level 3 Inputs on Fair Valuation of Settlement Contracts and the Income Distribution Agreement:

	Period from October 1, 2008 to December 31, 2008	Period from June 27, 2008 to December 31, 2008
Balance at beginning of period	—	—
Creation Activity	—	$2,500,000
Redemption Activity	—	—
Realized and Unrealized Gains or Losses	—	—
Transfers in or out of Level 3 in response to changes in significant inputs	—	$(2,500,000)
Balance at end of period	—	—

The commencement of trading of shares of the Up Trust on July 1, 2008 provided significant observable inputs resulting in the transfer out of Level 3.

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

C1.

Related Party Expenses

Pursuant to the Up Trust Agreement, the Up Trust, commencing on June 30, 2008, pays MacroMarkets LLC a fee that accrues daily at annualized rate of 0.25% of the Up Trust Asset Amount for acting as the Administrative Agent. The fee for the three months ended December 31, 2008 was $6,930 and for the period from June 27, 2008 to December 31, 2008 was $18,422.

The Up Trust pays (a) MacroMarkets LLC, in addition, (i) a licensing fee for the use of its intellectual property related to the patented MacroShares structure, which accrues daily at an annualized rate of 0.05% on the Up Trust Asset Amount, (ii) a structuring fee for structuring the product, which accrues daily at an annualized rate of 0.10% on the Up Trust Asset Amount, (iii) a sub-licensing fee for the right to reference the NYMEX light sweet crude oil futures contracts which accrues daily at an annualized rate of 0.065% on the Up Trust Asset Amount and pays (b) Macro Financial, LLC, an affiliate of MacroMarkets LLC, a marketing fee for acting as Marketing Agent for the trust, which accrues daily at an annualized rate of 0.335% of the Up Trust Asset Amount. The MacroMarkets LLC and Macro Financial, LLC fees for acting in these capacities for the three months ended December 31, 2008 were $13,859 and for the period from June 27, 2008 to December 31, 2008 were $36,844.

MacroShares $100 Oil Up Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
as of December 31, 2008

C2.

Trustee Fees

Pursuant to the Declaration of the Up Trust, the Trustee receives a fee with respect to the services for the Up Trust in an amount equal to the product of a per annum rate of up to 0.12% of the Up Trust Asset Amount on such day, with a minimum annual fee of $150,000. Trustee fees, including a technology fee reimbursement, for the three months ended December 31, 2008 were $53,751 and for the period from June 27, 2008 to December 31, 2008 were $108,086.  In addition, the Trustee receives a fee of $2,000 directly from the Authorized Participants in connection with each Paired Issuance or Paired Optional Redemption.

State Street Bank and Trust Company, N.A., a national bank chartered by the Office of the Comptroller of the Currency, is the “Custodian” of the trust assets on behalf of the Up Trust.

D.

Distributions

The Trustee of the Up Trust will normally make quarterly distributions and will make a final distribution to each person who was a “Registered Owner,” which is the depository or nominee thereof in which name the Up MacroShares are registered, on the record date that preceded such distribution date.  For the period ended June 30, 2008 and for the quarters ended September 30, 2008 and December 31, 2008, no distributions were made. The ability of the Up Trust to make future distributions to investors will be reduced, and possibly eliminated, until such time as market interest rates exceed the fee deduction amount, and the deficiency in the amount that is invested is made up out of income received on subsequent distribution dates.  At December 31, 2008, the deficiency in the amount invested measured against the Up Aggregate Par Amount approximated $340,000.  When made by the Up Trust, the quarterly and final distributions will occur after all expenses of the Up Trust have been paid.  The amount of the quarterly distributions may consist of interest and other income received on the debt securities issued by the U.S. government and repos, income received by the Up Trust under the Income Distribution Agreement, and all paid-in interest associated with any paired issuances.

E.

Share Transactions

Issuances and redemptions of Up MacroShares are reflected in these financial statements at the value of the equity attributable to such shares at time of issuance or redemption, based on GAAP, which may differ from underlying value.

For the quarter ended December 31, 2008 there were no issuances or redemptions of Up MacroShares.

For the period from June 27, 2008 to December 31, 2008, 950,000 of the Up MacroShares were created at the value of the equity attributable to such units of $27,846,600, with an underlying value of $32,074,138. Of these amounts, the Up Trust issued 400,000 shares to the initial Authorized Participant at the value of the equity attributable to such shares of $12,500,000 or $31.25 per share. The Up Trust receives, for each share issued, cash equal to one half of the combined Underlying Value of the Up Trust and the Down Trust. The increase/decrease in the contractual value of the settlement contracts and income distribution agreement resulting from creations and redemptions results in the net increase/decrease in net assets per share on creations and redemptions being equal to underlying value per share on the date of issuance or redemption. Similarly, the increase/decrease in the fair value of the settlement contracts from creations and redemptions results in the net increase/decrease in net assets from creations and redemptions for financial reporting purposes being equal to equity attributable to such shares on the date of issuance and redemption. Accordingly, such increase/decrease in fair value is included as part of the contributions/redemptions in the Statement of Changes in Shareholder’ Equity. For the period from June 27, 2008 to December 31, 2008, 500,000 Up MacroShares were redeemed at the value of the equity attributable to such shares of $12,951,000 with an underlying value of $13,421,040. In addition, shares representing initial Founders’ Equity discussed above, were also redeemed in the period from June 27, 2008 to December 31, 2008.

MacroShares $100 Oil Up Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
as of December 31, 2008

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

MacroShares $100 Oil Up Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
as of December 31, 2008

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

J.

Subsequent Event

On January 9, 2009, the Depositor announced a four-for-one split of the MacroShares $100 Oil Up Shares. Each shareholder of record at the close of business on January 23, 2009 received three additional shares for every one share held on the record date. The payable date for the additional shares was January 29, 2009. Trading began on a split adjusted basis on January 30, 2009. The total number of authorized shares remains unlimited and the associated par value was reduced from $25.00 to $6.25 by this action. The share split requires retroactive restatement of  per share data for all periods presented in financial statements filed subsequent to January 29, 2009. All references to the number of shares outstanding, contributed and redeemed in the Financial Statements and Notes to the Financial Statements have not been retroactively adjusted to give effect to the share split. The net income per share and weighted average shares outstanding disclosed in the Statement of Operations have been restated to give effect to the share split.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes filed as part of this report.

INTRODUCTION

Overview of the Trust’s Structure

The assets of the Up Trust consist of an income distribution agreement and settlement contracts entered into with the Down Trust. The Up Trust also holds U.S. Treasuries, one business day repurchase agreements on U.S. Treasuries, and cash to secure its obligations under the income distribution agreement and the settlement contracts. The Up Trust makes quarterly distributions of its net income when the income of the Trust exceeds the Trust’s expenses, and a final distribution of all assets it holds on deposit on the final scheduled termination date, an early termination date, or a redemption date. Each quarterly and final distribution will take into consideration the settlement price of the benchmark NYMEX index value (ticker symbol “RPCRX”) based upon the benchmark NYMEX light sweet crude oil futures contracts of a designated maturity, as established and reported by NYMEX on each price determination day. The NYMEX index value is calculated by dividing the current designated maturity futures contract by four (“4”). The starting level for the Applicable Reference Price of Crude Oil is $100.00 and the original par value per share was $25.00 ($100.00 per barrel divided by $25.00 equals the Applicable Reference Price divisor of 4). The obligations under the settlement contracts on the final scheduled termination date, an early termination date or a redemption date are determined based on the Applicable Reference Price of Crude Oil on the last preceding price determination day and the percentage change of such price from the starting level and the Investment Amount. The Up Trust and the Down Trust have announced a four for one share split payable January 29, 2009, to shareholders of record on January 23, 2009. Trading began on a split adjusted basis on January 30, 2009.

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

No quarterly distributions to shareholders have been made by the Up Trust for the period ended June 30, 2008 or for the quarters ended September 30, 2008 and December 31, 2008 due to the fee deduction amount being in excess of the income earned by the Up Trust. There has been and continues to be a significant reduction in yields available on Treasuries as investors have fled to the perceived safety of U.S. Treasury securities during the current economic crisis.

Daily Reporting

The New York Stock Exchange Euronext or the "NYSE Arca" acts as a calculation agent for the Up Trust, and the Down Trust for calculating the indicative intraday value of the benchmark oil index on an intraday and end of day basis. Throughout each price determination day (as defined in the prospectus), from the opening of trading on NYMEX to the close of trading of the Paired Shares on the NYSE Arca, the NYSE Arca calculates and posts the benchmark index every fifteen seconds to the consolidated tape immediately following each transmission from the NYMEX of the current market price of the light sweet crude oil futures contract of the designated maturity, and an indicative per share underlying value of one Up MacroShare. At the end of each price determination day, the NYSE Arca also calculates the premium or discount of the mid-point of the bid/offer prices for the Up MacroShares on the NYSE Arca to the per share underlying value of those shares for such price determination day that is calculated and provided to the NYSE Arca by the trustee.

The following table sets forth, for the periods indicated, the high and low market price per share for the Up-MacroShares.

	High	Low
Third Quarter (beginning October 1, 2008)	$24.85 ($6.21*)	$12.45 ($3.11*)
Second Quarter (beginning July 1, 2008)	$36.03 ($9.01*)	$20.35 ($5.09*)
First Quarter (beginning April 14, 2008)	N/A	N/A

———————

*

After giving effect to the share split described in Note J to the Financial Statements.

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

For benchmark oil prices below $100.00 per barrel, the underlying value of four shares of UOY would normally be expected to decline $1.00 in value for each $1.00 decline in the benchmark future oil price. The relationship between changes in the Applicable Reference Price of Crude Oil and the per share underlying value of an Up MacroShare will be as described only so long as the amount of cash and treasuries (not including income on the treasuries) on deposit in the Up Trust is equal to the aggregate par amount of all Up MacroShares that are outstanding from time to time. If the amount of cash and treasuries in the Up Trust is less than the aggregate par amount of the Up MacroShares (as was the case at December 31, 2008), because the fees and expenses of the Up Trust have exceeded its treasury income during one or more calculation periods, a specified change in the Applicable Reference Price of Crude Oil will still result in the same percentage change in per share underlying value, but not the same dollar amount, because each Up MacroShare will represent, in effect, a smaller investment in oil. At December 31, 2008, four (sixteen after giving effect to the share split described in Note J) Up MacroShares represented approximately 97% of one barrel of oil. An example of this process (disregarding the daily accrual and allocation of income from the Treasuries, the share split described in Note J to the Financial Statements and the current deficiency in the amount invested compared to the aggregate par amount discussed above) is as follows:

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

Actual level of the Benchmark futures price: $115.00 per barrel

UOY= $115.00/4 or $28.75 per share

DOY= $ 85.00/4 or $21.25 per share

Day 3 par value of one set of paired shares = $28.75 + $21.25 or $50.00 per set of paired shares

Macro Financial, LLC, the marketing agent, dedicates resources to educating investors about the new product structure of the paired Up MacroShares and Down MacroShares (“MacroShares”). The new structure is slightly different from the previous oil MacroShares (UCR and DCR) in that MacroMarkets no longer supports a cap on expenses to investors and as such current underlying value calculations reflect the declining principal while the yield on Treasuries do not exceed Trust expenses. The current small asset base in UOY and DOY has resulted in investors bearing a significant expense ratio as compared to UCR and DCR which terminated in July 2008. For the quarters ended September 30, 2008, and December 31, 2008, the effective annualized expense ratios to average daily underlying values were 4.75% and 12.97%, respectively. Actual periodic expense ratios borne by investors are significantly influenced by the size of the Trust’s underlying value.

Critics of MacroShares need to read and understand the MacroShares prospectus or discuss the product differences with Macro Financial, LLC, personnel. The value of the patented MacroShares product structure has recently been noted in internet blogs that have discussed the MacroShares fee structure compared to unaffiliated exchange traded note structures in the marketplace that have lost significant principal value as a result of investor exposure to counterparty risk of the issuer. The patented MacroShares structure provides a valuable barrier to counterparty risk and exposure to third party entities.

The premium and discount pricing of UOY and DOY MacroShares reflect the contango and backwardation in the NYMEX light sweet crude oil future contracts (“oil”). Any futures market in contango represents the expectation of higher prices for the commodity into the future just as a premium reflects the willingness of investors to buy at a higher price today for performance they expect to receive at a future date. A commodities futures market in backwardation represents the expectation of lower prices in the future. Thus a premium in UOY may reflect the expected higher future value of oil while a discount in UOY may reflect the expected lower future value of oil.

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

For the period from July 1, 2008 to September 30, 2008, and for the period from October 1, 2008 to December 31, 2008, UOY was not able to pay any income to investors due to the rapid decline in the second half of 2008 in T-bill and overnight U.S. government repo yields. Yields fell significantly from approximately 2.00% at midyear to basis point yields approaching zero as investors sought a safe haven for assets as a result of the recent turmoil in the financial markets. For the period from October 1, 2008 to December 31, 2008, UOY’s underlying value tracked the Benchmark within an average price differential of $0.56 (-4.33% of UOY’s average daily underlying value).  This average is made up of a daily range of ($0.32) to ($0.80) during the quarter. (See Exhibit 1a).

Exhibit 1a

The difference in UOY’s underlying value and the Benchmark was due to trust expenses exceeding the yields on the Treasuries. The objective of UOY is for its underlying value to track the designated Benchmark and, if available, to pay a quarterly distribution based on earned interest income less expenses.  UOY achieved its goal of its underlying value tracking the designated Benchmark with a resultant tracking variance of (4.33%) to the Benchmark due to the low Treasury yields, and the impact of the contractual and variable trust expenses on a declining asset base during the quarter. The market price correlation during the quarter ended December 31, 2008 was 80.81% as the UOY market price traded at an average 22.50% premium to the underlying value of the Up MacroShares as investors expected higher prices in the latter part of the quarter as a consequence of the dramatic decline in the price of Crude Oil and a growing belief that a near term bottom in the price of Crude Oil had been achieved. The decline in the price of Crude Oil reflects the U.S. and world economies having entered into a period of significant slowdown and growing financial turmoil. (See Exhibit 1b).

Exhibit 1b

As mentioned, DOY tracks the inverse price performance of the Benchmark plus the net income from the Treasuries less any daily income distribution obligations to the Up Trust and Down Trust expenses. Assuming no net investment loss and that the Down Trust assets are fully funded at $25.00 per share, plus net income less any obligations due under the income distribution agreement and settlement agreement, the underlying value per share should decrease by twenty five cents for every dollar increase in the oil Benchmark above $100.00 per barrel. For example, if the Benchmark NYMEX Designated Oil Futures Contract (“Benchmark”) increases by one dollar in a given day, DOY will accrue interest on the Treasuries and will owe twenty five cents per share of additional performance to the Up Trust and the interest earned under the income distribution agreement on the change of performance for the day after expenses. Since each paired share unit is created with a value equal to 50,000 shares of Up MacroShares at $25.00 plus the accrued net income and 50,000 shares of Down MacroShares at $25.00 plus accrued net income, the Authorized Participant receives 50,000 shares of UOY and 50,000 shares of DOY at the underlying value with a combined value of $50.00 per share plus (minus) accrued net income (loss). The relationship between changes in the Benchmark and the per share underlying value of a Down MacroShare will be as described only so long as the amount of cash and treasuries (not including income on the treasuries) on deposit in the Down Trust is equal to the aggregate par amount of all Down MacroShares that are outstanding from time to time. If the amount of cash and treasuries in the Down Trust is less than the aggregate par amount of the Down MacroShares (as was the case at December 31, 2008), because the fees and expenses of the Down Trust have exceeded its treasury income during one or more calculation periods, a specified change in the Benchmark will still result in the same percentage change in per share underlying value, but not the same dollar amount, because each Down MacroShare will represent, in effect, a smaller exposure to oil. (See Exhibit 1c).

Exhibit 1c

For the three months ended December 31, 2008, DOY’s underlying value tracked the Benchmark within a average price differential of $0.56 (1.58% of DOY’s average daily underlying value).  This average is made up of a daily range of ($0.32) to $(0.81) during the quarter. (See Exhibit 1d).

Exhibit 1d

This difference in DOY’s underlying value and the Benchmark is due to the low interest rate yields of the Treasuries less expenses and the net impact of the income distribution and settlement contract agreements. There were no distributions on DOY shares for the three months ended December 31, 2008 as contractual and variable trust fees exceeded the yields on short-term Treasuries, overnight U.S. government repos and cash balances.

The mix of UOY and DOY investors seek to achieve long-term exposure to commodities, obtain a hedge against a portfolio of oil company stocks, or to express a directional view on oil prices. The secondary market for UOY and DOY reflected the expectations of investors in regards to the long-term price of oil. The oil futures curve has remained in contango in the near-term prices as the price of oil has dropped significantly. During the quarter, the market price of the Benchmark futures settled at a high of $98.53 per barrel on October 1, 2008 and to a low of $35.35 on the close of December 24, 2008. The closing market price of the Benchmark futures was $44.60 on December 31, 2008.

The premiums and discounts were even more significant in DOY as the market value of DOY increased as oil prices declined during the quarter and the daily price changes decreased as a percentage of the market price of DOY as the market prices of oil declined. The maximum premium for DOY was 37.91% during the period of higher oil prices early in the quarter and reflected the increasing weakness in the U.S economy and in the financial markets. Although the premiums and discounts in UOY and DOY on a paired basis were generally equal and offsetting in dollar terms the percentages of change were not always equal because the securities each had different dollar values in the market. The average of the paired premium and discounts during the quarter ended December 31, 2008 of trading was a paired discount of 0.45%.

Due to the paired structure design and the five year term of MacroShares, supply and demand of UOY and DOY determine a portion of the pricing mix between the two products. Currently arbitrageurs in UOY and DOY trade at various points along the Oil futures curves as the premiums and discounts in UOY and DOY change in relationship to the NYMEX futures curve. The other popular arbitrage trade in UOY and DOY would be the mis-pricing of the paired shares to the sum of their underlying value. This arbitrage contributed to keeping the paired prices close to  their aggregate underlying values as any mis-pricing would lead to creation and redemption activity to realize potential gains. UOY experienced greater trading volumes than DOY during the latter part of the quarter ended December 31, 2008 and hence provided more investor transparency in pricing expectations at December 31, 2008.

Creation and/or redemptions must occur for both UOY and DOY as one unit, accordingly, the underlying value of UOY and DOY including accrued interest equals the aggregate creation/redemption amount plus Trustee creation/redemption fees of $2,000 per transaction. For the three months ended December 31, 2008, the paired market values tracked the paired underlying values within 45 basis points. Day to day the differences were varied, but collectively over the period were in line with competitive products.

For the three months ended December 31, 2008, UOY’s daily exchange price change exhibited a 80.81% correlation to the underlying value changes in UOY. The average daily market price for the period of UOY was $16.90 per share. The average daily underlying value of UOY was $14.25 per share.  On a per share basis, UOY ran an average daily dollar market price premium of $2.65 or 22.50% of underlying value on a daily average. (See Exhibit 2a)

Exhibit 2a

For the three months ended December 31, 2008, DOY’s daily exchange price change had a 74.00% correlation to the underlying value. The average daily market price of DOY was $31.75 per share. DOY’s average daily underlying value was $34.63 per share. For the three months ended December 31, 2008, DOY traded at an average daily dollar discount of $2.87 per share which was 7.97% below its average daily underlying value. DOY tracked the inverse price performance of the Benchmark NYMEX Designated Oil Futures Contract.

Exhibit 2b

Throughout the three months ended December 31, 2008, DOY was priced at a discount to its underlying value, after having been priced at a premium to its underlying value since the inception of the Trust. This change reflects the fundamental shift in the Crude Oil futures curve from a backwardated market (expectation of lower prices in the future) to a contango market (expectation of higher prices in the future). DOY reached a maximum discount of 13.28% on December 18, 2008 when the premium on UOY was at 44.48%. Investors should note that on this date, in dollar terms, the premium on UOY was $4.31 per share and the discount on DOY was $5.16 for a net difference of $0.85. This excess discount to the actual paired value of $48.87 was equal to -0.45% of their combined underlying value.

In summary, the anticipated performance of UOY and DOY, as measured by changes in underlying value, as defined within the UOY and DOY prospectuses, has been achieved by the trusts. The market performance of UOY and DOY toward the end of the quarter generally tracked the performance of the Benchmark as the bubble in oil prices evident during mid-year deflated significantly by the end of December 2008. Macro Financial, LLC continues to educate investors on the significant decline in premiums and discounts and the lack of income yield resulted in little overall asset growth in the trusts during the quarter.

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

Item 2A.

Review of Financial Results

Results of Operations

On June 27, 2008, the Up Trust established its starting level at $100.00 per share and issued 400,000 shares to the initial authorized purchaser at the value of the equity attributable to such units of $12,500,000.  Such shares were issued at their initial underlying value of $31.25 per share. At December 31, 2008, the Up Trust’s underlying value was approximately $6,036,000.

During the three month period ended December 31, 2008 there were no issuances or redemptions of Up MacroShares.

At December 31, 2008, the Up Trust's underlying value of approximately $6,036,000 resulted from creation and redemption activity aggregating 550,000 shares (11 units) being created and 500,000 shares (10 units) being redeemed during the period from July 1, 2008 to December 31, 2008, and a decrease in the fair value of the settlement contracts and the income distribution agreement with the Down Trust. Each unit consists of 50,000 shares. In addition, the Up Trust’s underlying value at December 31, 2008 was $13.41 a share as compared to $25.13 a share at September 30, 2008. The decrease in underlying value from September 30, 2008 of $11.72 a share results primarily from a decrease in the per share fair value of the settlement contracts and the income distribution agreement with the Down Trust, which resulted from the significant decrease in the Applicable Reference Price of Crude Oil during the period.

The Trust generated investment income of approximately $8,500 during the quarter ended December 31, 2008 as a result of its investment in repurchase agreements and U.S. Treasury obligations. Additionally, as the valuation of the settlement contracts decreased during the period the Trust generated $5,071,500 of net unrealized losses on the settlement contracts and the income distribution agreement. During the quarter ended December 31, 2008, the net investment loss of the Trust and the net unrealized loss on the settlement contracts and the income distribution agreement were $200,164 and $5,071,500, respectively. During the period from June 27, 2008 to December 31, 2008, the net investment loss of the Trust and the net realized and unrealized loss on the settlement contracts and the income distribution agreement were $382,238 and $8,477,500, respectively.

Liquidity

On January 9, 2009 the Board of Managers of Macro Securities Depositor declared a four for one share split on both the Up MacroShares and Down MacroShares. The Board believes that the increase in the number of shares outstanding and the lower share price will increase market liquidity in the products.

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

Cash Flows From Operations

For the period from June 27, 2008 (commencement of operations) to December 31, 2008 (Unaudited)

Cash flows from operating activities:

Net loss	$(8,859,238)

Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized depreciation on settlement contracts and income distribution agreement	5,738,000
Settlement payments in excess of realized gains or losses on settlement contracts and income distribution agreement	3,724,000
Increase (decrease) in operating assets and liabilities:
Interest receivable	(3)
Operating expenses payable	245,405

Net cash provided by operations	848,164

Cash flows from financing activities:

Contributions	23,727,140
Redemptions	(13,421,040)

Net cash provided by financing activities	10,306,100

Net increase in cash and cash equivalents	11,154,264

Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$11,155,264

Valuation method of the Settlement Contracts and the Income Distribution Agreement

For the purpose of financial reporting, the settlement contracts and income distribution agreement constitute derivative contracts. Accordingly, these derivative contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for these derivative contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of these derivative contracts by reference to various inputs. These inputs include the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Up Trust Shares on the NYSE Arca. Throughout the three months ended December 31, 2008, the Administrative Agent determined, based upon various inputs the most significant of which was transactions for the Up Trust Shares in the open market, that fair valuation for these derivative contracts was more appropriately based upon prices of transactions in Up Trust Shares and Down Trust Shares.

As a result, the per share value on December 31, 2008, for financial reporting purposes, based upon the fair valuation determination by the Administrative Agent, was $13.41 ($3.35 per share after giving effect to the share split described in Note J to the Financial Statements). The per share Underlying Value for the same day was $10.39 ($2.60 per share after giving effect to the share split described in Note J to the Financial Statements). The Administrative Agent will continue to evaluate the fair value of these derivative contracts for each financial reporting period.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Depositor, the Depositor conducted an evaluation of the Up Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Depositor concluded that, as of December 31, 2008, the Up Trust's disclosure controls and procedures were effective.

There was no change in the Up Trust's internal controls over financial reporting that occurred during the Up Trust's most recently completed fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

During the past two years, treasury rates have been at relatively low levels compared to historical rate levels over the past two decades. Further decreases in these rates have occurred as a result of the large-scale policies and programs recently adopted by the U.S. federal government, the goal of which was to support and stimulate capital market activity. These policies have included a series of coordinated actions by the U.S. Treasury and the Federal Reserve designed to alleviate currently severe credit market dislocations by injecting liquidity into the financial system. The impacts to date of these monetary policies and government interventions have included decreases in short-term interest rates to historically low levels. More notable, the current economic crisis has resulted in a huge increase in global demand for dollar-denominated, short-term, high-credit quality assets such as U.S. treasuries, which has caused the yield on such assets to decrease significantly. The current economic conditions and some of the government policies aimed at alleviating them may cause prevailing interest rates to remain low for an extended period of time; if this occurs, less income will be available to cover the fee deduction amount and, as a result, little or no quarterly distributions will be made by the Up Trust on the Up MacroShares, and the per share underlying value of your Up MacroShares will be reduced by the amount of the Up Trust’s assets (in excess of its treasury income) that need to be applied to pay such fees and expenses in full.

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

Dividends

Not Applicable

Issuer Purchase of Equity Securities

The Up Trust does not purchase shares directly from its shareholders. However, as part of Paired Optional Redemptions by Authorized Participants of MacroShares Units consisting of 50,000 Up MacroShares and 50,000 Down MacroShares redeemed, respectively, the Up MacroShares may be redeemed in units of 50,000 shares. From April 14, 2008 (date of Up Trust initial capitalization) to June 30, 2008 there were no redemptions other than the redemption of Founders’ Shares on June 30, 2008 upon the purchase of Up MacroShares by the initial Authorized Participant. During the six month period from July 1, 2008 to December 31, 2008, 10 units (500,000 shares) were redeemed. There were no redemptions during the three month period ended December 31, 2008.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit Number	Description
—	MacroShares $100 Oil Up Trust prospectus, dated as of August 22, 2008*
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

*

Denotes a document that was previously filed as part of the Registration Statement of the MacroShares $100 Oil Up Trust, File No. 333-150282-01.

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

Date: February 17, 2009